Form 10QSB
period 2000-03-31
LUMINART CORP
filed 2000-05-15
CIK 1083900

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH  31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                  COMMISSION FILE NUMBER: 000-28775

                            LUMINART CORP.
         (Exact name of registrant as specified in its charter)

       Nevada                                              87-0413934
(State or jurisdiction of incorporation                    (I.R.S. Employer
              or organization)                             Identification No.)

3245 Grande Vista Drive, Newbury Park, California           91320
 (Address of principal executive offices)                (Zip Code)

            Registrant's telephone number:  (805) 480-9899

   Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes    X       No       .

As of March 31, 2000, the Registrant had 17,006,167 shares of common stock issued and outstanding.

                           TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                  PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS AS OF
         MARCH 31, 2000 AND MARCH 31, 1999                        3

         CONSOLIDATED  STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH
         31, 2000 AND MARCH 31, 1999                              4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2000
         AND MARCH 31, 1999                                       5

         NOTES TO FINANCIAL STATEMENTS                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                     10

PART II

ITEM 1.  LEGAL PROCEEDINGS                                       12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     12

ITEM 5.  OTHER INFORMATION                                       12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        13

SIGNATURE                                                        13

PART I.

ITEM 1.  FINANCAL STATEMENTS.

                           LUMINART CORP.
             CONSOLIDATED BALANCE SHEETS (Unaudited)

                                  March 31, 1999        March 31, 2000
Current Assets:

Cash                             $     98,373           $     47,536
Accounts Receivable (Net of
Allowance for Bad Debts of
$5,732)                               57,509                  78,230
Inventory+                           941,557                 802,099
Other Current Assets                  17,887                   5,829
Total Current Assets               1,115,326                 933,694

Property & Equipment:
Net Property & Equip                 489,782                 452,112

Organization Costs (Net)             202,247                       0
Goodwill (Net)                        92,500                       0
Capitalized Software Costs                 0                 205,700
Deferred Taxes                             0                  82,705
                                     294,749                 288,405
Total Assets                      $1,899,855              $1,674,212

Current Liabilities:
Accounts Payable                  $  76,527               $   63,460
Accrued Payables                     14,741                  143,919
Taxes Payable                        17,343                   24,749
Interest Payable                     11,987                   71,925
                                    120,598                  304,054

Notes Payable                        99,950                  106,000

Shareholders' Equity:
Preferred Stock                     685,000                  685,000
Common Stock                         17,036                   17,006
Additional Paid-In                3,057,104                3,054,118
Accumulated Deficit              (2,079,833)              (2,491,966)
Shareholders' Equity              1,679,307                1,264,157
Total Liab & Equity              $1,899,855               $1,674,212

See Accompanying Notes to Unaudited Financial Statement

                             LUMINART CORP.
           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                 Three Months             Three Months
                                      Ended                  Ended
                                 March 31, 1999          March 31, 2000

Revenue                            $370,589                $298,516

Cost of Sales                       320,311                  45,772

Gross Profit                         50,278                 252,743

Operating Expenses:
Depreciation & Amortization               0                  44,390
Selling, General & Admin.           143,414                  93,063
Other Operating Costs                     0                  70,365
Total Operating Costs               143,414                 207,817

Interest Expense                          0                  11,987

Income Before Income Taxes          (93,136)                 32,938

Income Tax Expense (Benefit)              0                       0

Net Income                          (93,136)                 42,938

Basic Income Per Share:              $(0.01)                  $0.01
Diluted Income Per Share             $(0.01)                  $0.01

Average Shares Used In Basic     17,006,170              17,006,167
Average Shares Used In Diluted   18,006,170              19,156,167

See Accompanying Notes to Unaudited Financial Statement

                               LUMINART CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                   Three Months          Three Months
                                       Ended                 Ended
                                  March 31, 1999        March 31, 2000

Cash Flows From Operating
Activities
Adjustments:
Net Income from Operations           $(93,137)            $ 32,938

Depreciation/Amortization             140,360               44,390
Accounts Receivable                   (23,087)              14,258
Change in Inventories                 (95,104)              (3,148)
Change in Other Assets                  2,000               (3,819)
Change in Accounts Payable              1,685               17,377
Increase in Accrued Liab.              (9,758)                   0
Increase in Other Liabilities          (9,268                7,254
Interest Payable                            0               11,987
Total Adjustments                       6,826               88,299

Net Cash Provided
(Used) by Operations                  (86,309)             121,238

Cash Flows From Investing
Activities
Increase in Fixed Assets              (79,546)                   0
Other Assets                                0               70,365

Net Cash Used in Investing            (79,546)              70,365

Cash Flows From Financing
Activities
Notes Payable Non-Current             (25,270)            (170,000)
Sales of Common Stock                 237,077                    0

Net Cash Used in Financing            211,807             (170,000)
Net Increase (Decrease) in Cash        45,951               21,603

Beginning Cash Balance                 52,421               25,933

Ending Cash Balance                    98,373               47,536

See Accompanying Notes to Unaudited Financial Statement

                            LUMINART CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Luminart Corp. (the "Company") is a technology company which is a designer, developer, manufacturer, and marketer of proprietary sign making products for the worldwide marketplace.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Basis of Presentation

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements of Form 10-QSB and
Item 310 of Regulation SB. Accordingly, they do not include all the disclosures normally required by generally accepted accounting principles. Reference should be made to the Company's audited financial statements for the year ended September 30, 1999 as contained in a Form 10-SB filed with the U.S. Securities and Exchange Commission for additional disclosures including a summary of accounting policies, which have not significantly changed.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and all its wholly-owned subsidiaries.
All significant intercompany transactions and balances are eliminated.

Revenue Recognition

Revenue is generally recognized when the Company has completed substantially all manufacturing and/or sign development to customer specifications, factory testing has been completed and the product has been shipped. Additionally, for sign systems where installation requirements are the responsibility of the Company and payment terms are related to installation completion, revenue is generally recognized when the system has been shipped to the customer's final site for installation.

Inventories

Inventories are valued at the lower of average cost or market.
Inventories consisted of the following at March 31, 2000:

        Raw Material           $ 581,507
        Work in Process           67,163
        Finished Goods           143,429
                               $ 802,099

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives as follows:

Leasehold improvements: 15 years
Manufacturing equipment: 7 years
Computer equipment, office
Furniture and other: 5-7 years

Cost in Excess of Net Assets of Business Acquired, Net

Cost in excess of net assets of business acquired is amortized on a straight-line basis over 15 years. This represents the excess of the cost of acquiring the Ecosphere Environmental Systems business over the fair value of net assets received as of the acquisition date by $100,000, net of the accumulated amortization of $16,667 at September 30, 1999. The company adopted SFAS 121 and divested its recycling assets of $187,000 in October 1999 along with the remaining $83,333 in goodwill associated therewith.

Capitalized Software Development Costs

Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. The capitalized software development costs would be adjusted to fair market value if significant facts and circumstances altered the Company's original assumptions and rationale.

Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

Amortization of capitalized software costs is provided by the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of 15 years is assigned to capitalized software development of $239,651, net of accumulated amortization of $33,951 at March 31, 2000.

Organization Costs

Organization costs are capitalized when incurred and are amortized on a straight-line basis over a sixty (60) month period. Organization costs are $86,017, net of accumulated amortization of $15,832 at March 31, 2000.

Income Taxes

The liability method as prescribed by Statement of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income
Taxes" ("FAS 109"), is used in accounting for income taxes.

At March 31, 2000 income tax expense was zero due to net operating loss carryforwards available for tax purposes.

Income Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS 128, "Earnings Per Share" ("FAS 128"), which replaces the presentation of primary and fully diluted earnings per share with the presentation of basic and diluted earnings per share. Basic income per share is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted income per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options adjusted for the assumed repurchase of the Company's common stock at the average market price. The impact of Statement 128 on the calculation of earnings is as follows:

                                        3 Months Ended
                                           March 31
                                    1999               2000

Basic Income Per Share:            ($0.0058)          $0.0019
Diluted Income Per Share               N/A            $0.0017
Average Shares Used In Basic        16,071,788        17,006,167
Average Shares Used In Diluted         N/A            19,156,167

Average Market Price of Stock       $0.15             $0.468
Ending Market Price of Stock        $0.21             $0.468

The following securities were excluded from the calculation of diluted earnings per share at March 31, 2000 because they are considered anti-dilutive under FAS 128:

1) Unexercised Options granted to company officers during 1999 of 1,000,000 shares of the Company's common stock at $0.25 per share.

2) Unexercised Options granted to company officers during 2000 of 2,150,000 shares of the Company's common stock at $0.25 per share.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following at March 31, 2000:

                 Leasehold improvements          $   81,860

                 Manufacturing equipment            638,885

                 Computer equipment, office
                 furniture and other                149,769

                                                    906,918

                 Less: Accumulated depreciation    (372.011)

                                                  $  496,503

NOTE 3 - ACCRUED LIABILITIES

The Company's accrued liabilities at March 31, 2000 consisted of accrued payroll to officers and accrued interest as follows:

Payroll and related               $ 116,037
Accrued interest                     59,938
                                  $ 175,975

NOTE 4 - COMMON AND PREFERRED STOCK

Description and Dividends

At March 31, 2000 the Company was authorized to issue 100,000,000 shares of common stock, $0.001 par value. The common stock is a publicly traded Over the Counter Bulletin Board Stock with the symbol LUMP. As of March 31, 2000, 17,006,167 shares of common stock were issued and outstanding of which 5,868,863 are restricted and the remaining 11,137,304 are free trading.

At March 31, 2000 the Company was authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. The preferred stock issued at March 31, 2000 consists of 1,840,000 preferred shares outstanding for consideration of $685,000 bearing interest at the rate of seven percent (7%) per annum.

Since inception, the Company has not declared or paid a cash dividend.

Stock Options

The Company has stock option plans that provide for the issuance of up to 2,150,000 shares of common stock to directors and consultants. As of March 31, 2000, no options had been exercised.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain facilities which require future rental payments. These rental arrangements do not impose any financing restrictions on the Company or contain contingent rental provisions.

Future minimum rental commitments under operating leases with noncancelable lease terms in excess of one year were as follows at March 31, 2000:

2000         $ 71,051
2001           89,635
2002                0
2003                0
2004                0
Thereafter          0
             $160,686

Operating lease rental expense was $11,120 for the three month period ended March 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Overview

The following management's discussion and analysis of financial condition and results of operations reviews the financial performance of the Registrant for the three months ended March 31, 2000 and 1999, and should be read in conjunction with the Registrant's unaudited consolidated financial statements and notes thereto set forth in this Form 10-QSB. All of the numbers set forth in the unaudited financial statements of the Registrant are denominated in U.S. dollars.

Consolidated Results of Operations

Net sales decreased to $298,516 for the three months ended March 31, 2000 from $370,589 for the three months ended on March 31, 1999, a decrease of $72,073, or 19.45%, primarily due to a decrease in orders. The Registrant does not have a sales backlog as, typically, all gel orders are filled within 24 hours of receipt; work in progress orders are not typically booked as sales until finished and shipped.

Gross profit increased to $298,516 for the three months ended March 31, 2000 from $50,278 for the same period in 1999 and cost of goods sold decreased as a percentage of sales to 15.3% from 86.5%. The increase in gross profit margin in 2000 as compared to 1999 is primarily due to increased efficiencies realized by the company operations and the Registrant is no longer suffering from the costs associated with the subsidiary companies divested in 1999. The Registrant fully expects the increase in efficiency to continue.

Selling, general and administrative expenses decreased to $93,063 in 2000 from $143,415 in 1999, as a direct result of increased efficiencies in operations. The Registrant fully expects the increase in efficiency to continue.

Interest expense increased to $11,987 in 2000 from $0 in 1999, as a result of the accrual of interest on the preferred stock issued by Registrant.

Net profit was $32,938 for the three months ended March 31, 2000, as compared to a net loss of $93,137 for the three months ended March 31, 1999.

Liquidity and Capital Resources

During the three months ended March 31, 2000 the Registrant financed its working capital requirements from cash reserves, as well as operations of the Registrant. The Registrant currently has no lines of credit.

Currently, the inventory turnover is 8.06 months, while receivables turnover is 23.85 days. Inventory turnover is heavily impacted by dispensing machines on hand, trade show booth and brochures with a combined value of $420,345. With these removed, inventory turnover falls to 3.84 months. The Registrant does have work in progress each day, but does not account for work in progress as a sale until the work is completed.

During the three months ended March 31, 2000, the Registrant's operations provided cash of $121,238 as compared with cash used during the three months ended March 31, 1999 of $86,311, investing activities provided cash of $70,365 versus a use of $79,546, respectively, and financing activities used cash of $170,000 for the three months ended March 31, 2000, as compared with cash provided of $211,807 for the three months ended March 31, 1999.

Capital Expenditures

The Registrant did not have any capital expenditure commitments outstanding at March 31, 2000, although the Registrant anticipates making capital expenditures in the ordinary course of business commensurate with an expected increase in the Registrant's business operations in subsequent periods.

Year 2000 Issue.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

On September 8, 1998 the Registrant was sued by Linda Lampenius aka Linda Brava in Los Angeles County Superior Court. The lawsuit claimed breach of contract, breach of implied covenant of good faith and fair dealing, fraud, breach of fiduciary duty, claim and delivery, conversion, declaratory relief and accounting. This action was settled in September 1999 on the following terms: (a) payment by the Registrant to Ms. Lampenius of $96,000; and (b) the Registrant is to be paid a royalty on the next seven albums to be released by Ms. Lampenius through EMI Records on a sliding scale starting at 10% down to 2.5%.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the three month period covered this Form 10-QSB.

(b) Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index.

                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Luminart Corp.



Dated: May 12, 2000                 By: /s/  Wm. Michael Reynolds
                                    Wm. Michael Reynolds, President

                          EXHIBIT INDEX

Number                            Exhibit Description

2.1 Plan and Agreement of Merger (incorporated by reference to Exhibit 2.1 of the Form 10-SB filed on January 5, 2000).

2.2 Agreement and Plan of Reorganization (incorporated by reference to Exhibit 2.2 of the Form 10-SB filed on January 5,
        2000).

3.1 Articles of Incorporation(incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on January 5, 2000).
        Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 5,
        2000).

3.3     Certificate of Amendment to Articles of Incorporation
       (incorporated by reference to Exhibit 3.3 of the Form 10-SB filed on January 5, 2000).

3.4     Certificate of Amendment of Amendment to Articles of
        Incorporation (incorporated by reference to Exhibit 3.4 of the Form 10-SB filed on January 5, 2000).

3.5     Certificate of Amendment to Articles of Incorporation
       (incorporated by reference to Exhibit 3.5 of the Form 10-SB filed on January 5, 2000)

3.6 Bylaws (incorporated by reference to Exhibit 3.6 of the Form 10-SB filed on January 5, 2000).

10.1    Toll Processing Agreement between the Registrant and PRC-
        DeSoto Canada (see below)

10.2    Consultation Agreement between the Registrant and Don
        Docken (see below).

10.3 Management Agreement between the Registrant and Wm. Michael Reynolds (see below).

10.4    Management Agreement between the Registrant and Ronnie
        Case (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-SB filed on January 5, 2000).

27      Financial Data Schedule (see below).

99 Patent Abstract (incorporated by reference to Exhibit 99 of the Form 10-SB filed on January 5, 2000)