Form 10QSB
period 2000-06-30
LUMINART CORP
filed 2000-08-21
CIK 1083900

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000

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

As of June 30, 2000, the Registrant had 17,006,167 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No    X   .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET
         AS OF JUNE 30, 2000                                              3

       CONSOLIDATED  STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS AND NINE MONTHS
       ENDED JUNE 30, 1999 AND JUNE 30, 2000                              4

       CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED JUNE 30, 1999
       AND JUNE 30, 2000                                                  5

       NOTES TO FINANCIAL STATEMENTS                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             10

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                               12

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                             12

ITEM 5.  OTHER INFORMATION                                               12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                13

SIGNATURE                                                                13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  LUMINART CORP.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                    ASSETS
                                                             June 30, 2000

Current Assets:

Cash                                                         $      20,317
Accounts Receivable (Net of
Allowance for Bad Debts of $5,732)                                  94,294
Inventory                                                          804,200
Other Current Assets                                                 7,395
Total Current Assets                                               922,206

Property & Equipment:
Net Property & Equip                                               409,625

Organization Costs (Net)                                                 0
Goodwill (Net)                                                           0
Capitalized Software Costs                                         193,717
Deferred Taxes                                                      82,705
                                                                   276,422
Total Assets                                                     1,608,253

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable                                                   113,733
Accrued Payroll and related                                        206,635
Taxes Payable                                                       32,786
Interest Payable                                                    95,900
                                                                   449,054

Notes Payable                                                       97,500

Shareholders'Equity:
Preferred Stock                                                    685,000
Common Stock                                                        17,006
Additional Paid-In                                               3,054,118
Accumulated Deficit                                             (2,694,797)
Shareholders' Equity                                             1,061,328
Total Liabilities & Shareholders' Equity                       $ 1,608,253

See Accompanying Notes to Unaudited Financial Statements

                                   LUMINART CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                     Three Months   Three Months   Nine Months   Nine Months
                     Ended          Ended          Ended         Ended
                     June 30, 1999  June 30, 2000  June 30, 1999 June 30, 2000

Revenue              $486,798       $ 129,663      $1,250,999    $   554,972

Cost of Sales         183,437          27,683         255,005        132,515

Gross Profit          303,361         101,980         995,994        422,456

Operating Expenses:
Depreciation &
Amortization          117,110          54,470         183,763          98,860
Selling, General
& Admin.              135,203         203,363         771,854         459,417
Other Operating
Costs                  31,214               0               0          43,381
Total Operating
Costs                 283,527         257,833         955,617         901,658

Interest Expense            0          23,975          11,988          37,309

Income Before Income
Taxes                  19,834        (179,828)         28,389        (516,511)

Net Income          $  19,834       $(179,828)    $    28,389       $(516,511)

Basic Earnings
Per Share:               $nil         $(0.01)            $nil         $(0.03)

Diluted Earnings
Per Share:               $nil         $(0.01)            $nil         $(0.03)

Average Shares
Used Basic:         17,006,167    17,006,167       15,542,450      17,006,167

Average Shares
Used Diluted:       18,006,167    19,156,167       16,542,450      19,156,167

Average Market
Price of Stock:          $0.22          $0.21           $0.18           $0.31

Ending Market
Price of Stock:           $0.26         $0.20            $0.26          $0.20

See Accompanying Notes to Unaudited Financial Statement

                                    LUMINART CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                            Nine Months           Nine Months
                                            Ended                 Ended
                                            June 30, 1999         June 30, 2000

Cash Flows From Operating
Activities:
Adjustments:
Net Income from Operations                  $    28,389           $(516,511)

Depreciation/Amortization                       183,763               98,860
Accounts Receivable                            (185,133)              50,148
Change in Inventories                          (241,137)              (2,881)
Change in Other Assets                          (17,101)               8,567
Change in Accounts Payable                      (35,787)              60,225
Increase in Accrued Liab.                         3,995              137,860
Increase in Other Liabilities                    10,130               44,985
Interest Payable                                 11,988               35,962
Total Adjustments                              (269,282)             433,726

Net Cash Provided
(Used) by Operations                             26,247              (82,785)

Cash Flows From Investing
Activities:
Increase in Fixed Assets                       (269,050)             106,637
Other Assets                                     34,693               71,493

Net Cash Used in Investing                     (234,357)             178,130

Cash Flows From Financing
Activities:
Notes Payable Non-Current                        159,000             (82,500)
Sales of Common Stock                            347,082                   0

Net Cash Used in Financing                       506,082             (82,500)

Net Increase (Decrease) in Cash                   30,832              12,845

Beginning Cash Balance                            13,738               7,472

Ending Cash Balance                          $    44,570       $      20,317

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

Inventories

Inventories are valued at the lower of average cost or market.
Inventories consisted of the following at June 30, 2000:

       Raw Material                      $ 686,474
       Work in Process                      36,722
       Finished Goods                       81,004

                                         $ 804,200

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

Amortization of capitalized software costs is provided by the straight-line method over the remaining estimated economic life of the product. An original estimated economic life of 15 years is assigned to capitalized software development of $221,677, net of accumulated amortization of $27,960 at June 30, 2000.

Income Taxes

The liability method as prescribed by Statement of Financial
Accounting Standards ("SFAS") No. 109, "Accounting for Income
Taxes" ("FAS 109"), is used in accounting for income taxes.

At June 30, 2000 income tax expense was zero due to net operating loss carryforwards available for tax purposes.

Earnings Per Share

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

The following securities were excluded from the calculation of diluted earnings per share at June 30, 2000 because they are considered anti-dilutive under FAS 128:

Unexercised Options granted to company officers during 1997 of 1,000,000 shares of the Company's common stock at $0.25 per share. These options expired January 15, 2000.

Unexercised Options granted to company officers during 2000 of 2,150,000 shares of the Company's common stock at $0.25 per share.

NOTE 2 - PROPERTY AND EQUIPMENT

The Company's property and equipment consisted of the following at June 30, 2000:

Leasehold improvements                      $   81,860

Manufacturing equipment                        502,862

Computer equipment,
office furniture and other                     283,792

                                               868,514

Less: Accumulated depreciation                (458,889)

                                            $  409,625

NOTE 3 - COMMON AND PREFERRED STOCK

Description and Dividends

At June 30, 2000 the Company was authorized to issue 100,000,000 shares of common stock, $0.001 par value. The common stock is a publicly traded Over the Counter Bulletin Board Stock with the symbol "LUMP". As of June 30, 2000, 17,006,167 shares of common stock were issued and outstanding of which 5,868,863 are restricted and the remaining 11,137,304 are free trading.

At June 30, 2000 the Company was authorized to issue 10,000,000 shares of preferred stock, $0.001 par value. The preferred stock issued at June 30, 2000 consists of 1,840,000 preferred shares outstanding for consideration of $685,000 bearing interest at the rate of seven percent (7%) per annum.

Since inception, the Company has not declared or paid a cash dividend.

Stock Options

The Company has stock option plans that provide for the issuance of up to 2,150,000 shares of common stock to directors and consultants. As of June 30, 2000, no options had been exercised.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases certain facilities which require future rental payments. These rental arrangements do not impose any financing restrictions on the Company or contain contingent rental provisions.

Future minimum rental commitments under operating leases with noncancelable lease terms in excess of one year were as follows at June 30, 2000:

2000           $ 56,119
2001             91,635
Thereafter            0

               $147,754

Operating lease rental expense was $12,932 for the three month period ended June 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Overview.

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

Consolidated Results of Operations.

(a)  Three Months Ended June 30, 2000 and 1999.

Net sales decreased to $129,663 for the three months ended June 30, 2000 from $486,798 for the three months ended on June 30, 1999, a decrease of $357,135, or 73.36%, primarily due to a decrease in orders. The Registrant does not have a sales backlog as, typically, all gel orders are filled within 24 hours of receipt; work in progress orders are not typically booked as sales until finished and shipped.

Gross profit decreased to $101,980 for the three months ended June 30, 2000 from $303,361 for the same period in 1999 and cost of goods sold decreased as a percentage of sales to 21.35% from 37.68%. The increase in gross profit margin in 2000 as compared to 1999 is primarily due to increased efficiencies realized by the company operations and the Registrant is no longer suffering from the costs associated with the subsidiary companies divested in 1999. The Registrant fully expects the increase in efficiency to continue.

Selling, general and administrative expenses increased to $203,363 for the three months ended June 30, 2000 from $135,203 for the same period in 1999, as a direct result of increased expenses for outside services of nearly $100,000 over the same period for 1999. The Registrant fully expects to reduce its dependence on such outside services.

Interest expense increased to $23,975 for the three months ended
June 30, 2000 from $0 for the same period in 1999, as a result of the accrual of interest on the preferred stock issued by Registrant. In 1999 this accrual was done annually instead of quarterly.

The net loss was $179,828 for the three months ended June 30, 2000, as compared to a net profit of $19,834 for the three months ended June 30, 1999. This is primarily due to the reduction in Gross Profit.

(b)  Nine Months Ended June 30, 2000 and 1999.

Net sales decreased to $554,972 for the nine months ended June 30, 2000 from $1.250,999 for the nine months ended on June 30, 1999, a decrease of $626,027, or 55.64%, primarily due to a decrease in orders. The Registrant does not have a sales backlog as, typically, all gel orders are filled within 24 hours of receipt; work in progress orders are not typically booked as sales until finished and shipped.

Gross profit decreased to $422,456 for the nine months ended June 30, 2000 from $995,994 for the same period in 1999 and cost of goods sold increased as a percentage of sales to 23.88% from 20.39%. The decrease in gross profit margin in 2000 as compared to 1999 is primarily due to increased advance purchases of inventories.

Selling, general and administrative expenses decreased to $459,417 for the nine months ended June 30, 2000 from $771,854 for the same period in 1999, as a direct result of decreased expenses for outside services and increased efficiencies. The Registrant fully expects to reduce its dependence on such outside services.

Interest expense increased to $37,309 for the nine months ended
June 30, 2000 from $11,988 for the same period in 1999, as a result of the accrual of interest on the preferred stock issued by Registrant as well as interest on long-term debt.

The net loss was $516,511 for the nine months ended June 30, 2000, as compared to a net profit of $28,389 for the nine months ended June 30, 1999. This is primarily due to the reduction in Gross Profit.

Liquidity and Capital Resources.

During the three months ended June 30, 2000 the Registrant financed its working capital requirements from cash reserves, as well as operations of the Registrant. The Registrant currently has no lines of credit.

Currently, the inventory turnover ratio is 0.138, while receivables turnover is 20.89 days. Inventory turnover is heavily impacted by dispensing machines on hand, trade show booth and brochures with a combined value of $420,345. With these removed, inventory turnover increases to 0.289 months. The Registrant does have work in progress each day, but does not account for work in progress as a sale until the work is completed.

During the three months ended June 30, 2000, the Registrant's operations used cash of $27,219 as compared with cash provided during the three months ended June 30, 1999 of $26,247, investing activities provided cash of $0 versus $0 provided, respectively, and financing activities used cash of $0 for the three months ended June 30, 2000, as compared with cash provided of $80,050 for the three months ended June 30, 1999.

Capital Expenditures.

The Registrant did not have any capital expenditure commitments outstanding at June 30, 2000, although the Registrant anticipates making capital expenditures in the ordinary course of business commensurate with an expected increase in the Registrant's business operations in subsequent periods.
Year 2000 Issue.

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

PART II - OTHER INFORMATION

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

                                        Luminart Corp.



Dated: August 16, 2000                  By: /s/  Wm. Michael Reynolds
                                        Wm. Michael Reynolds, President

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

3.5   Certificate of Amendment to Articles of Incorporation
     (incorporated by reference to Exhibit 3.5 of the Form 10-SB filed on January 5, 2000)

3.6 Bylaws (incorporated by reference to Exhibit 3.6 of the Form 10-SB filed on January 5, 2000).

10.1  Toll Processing Agreement between the Registrant and PRC-
      DeSoto Canada (incorporated by reference to Exhibit 10.1 of the Form 10-QSB filed on May 15, 2000).

10.2 Consultation Agreement between the Registrant and Don Docken (incorporated by reference to Exhibit 10.2 of the Form 10-QSB filed on May 15, 2000).

10.3  Management Agreement between the Registrant and Wm. Michael
      Reynolds (incorporated by reference to Exhibit 10.3 of the Form 10-QSB filed on May 15, 2000).

10.4  Management Agreement between the Registrant and Ronnie Case
     (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May 15, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-SB filed on January 5, 2000).

27    Financial Data Schedule (see below).

99 Patent Abstract (incorporated by reference to Exhibit 99 of the Form 10-SB filed on January 5, 2000)